Form 10QSB
period 2002-03-31
TRI CLEAN ENTERPRISES INC
filed 2003-03-18
CIK 1142805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002, Commission File Number 0-33101


                           Tri Clean Enterprises Inc.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


          Nevada                              Not Available
       ------------------------     -----------------------------------
      (State of Incorporation)      (I.R.S. Employer Identification
                                                  Number)


                   14 Pico Crescent, Thornhill, Ontario L4J 8P4
             ----------------------------------------------------
           (address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (905) 731-0189


          16 Julia Street, Thornhill, Ontario L3T 4R9
       ----------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes                No       x
                                ----------         ----------

     The total number of shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:

                            4,050,000

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                           Tri Clean Enterprises Inc.
                          (A Development Stage Company)

                          Interim Financial Statements

                                 March 31, 2002

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                                 MARCH 31, 2002
                                  (UNAUDITED)

                                                    MARCH 31,  DECEMBER 31,
                                                      2002        2001
                                                  (UNAUDITED)   (AUDITED)

ASSETS
Current Assets
Cash                                             $     -       $   -
                                                  --------      -------

Total Current Assets                                   -           -
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $     -     $     -
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $     -     $     -
Advance from shareholder                               545          545
                                                  --------      -------

TOTAL CURRENT LIABILITIES                              545          545
                                                  --------      -------

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares
 par value $ .001: none outstanding
Common stock, authorized 90,000,000 shares,
 par value $ .001, issued and outstanding
  - 4,050,000(December 31, 2001 - 4,050,000)        4,050        4,050
Deficit accumulated during the development stage   (4,595)      (4,595)
                                                 --------      -------

Total Stockholders' Equity                           (545)        (545)
                                                 --------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    -      $      -
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)


                                                   From           From
                                        Three   June 4, 2001   June 4, 2001
                                       Months   (Inception)    (Inception)
                                    Ended Mar 31, To Dec 31,  To March 31
                                       2002          2001        2002
                                    (UNAUDITED)  AUDITED       (UNAUDITED)
INCOME                                $    -       $   -       $    -
                                      -------     ------        -------

OPERATING EXPENSES
Professional Fees                          -           -            -
Amortization Expenses                      -           -            -
Administrative Expenses                    -      (4,595)        (4,595)
                                      -------    -------         ------

Total Operating Expenses                   -      (4,595)        (4,595)
                                      -------    -------         ------

Net Loss from Operations             $     -    $ (4,595)       $(4,595)
                                      =======    =======         ======

Weighted average number of shares
 outstanding                        4,050,000  4,050,000
                                   ==========  =========

Net Loss Per Share                   $     -     $ (.001)
                                      =======    =======


The accompanying notes are an integral part of these financial statements.

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                  (UNAUDITED)

                                                 FROM          FROM
                                        THREE   JUNE 4,       JUNE 4,
                                       MONTHS     2001         2001
                                        MARCH  (Inception) (Inception)
                                         31,    to Dec 31,   to March
                                        2002     2001        31, 2002
                                    (UNAUDITED)  AUDITED    (UNAUDITED)

Cash Flows From Operating Activities:
  Net (Loss)                          $    -    $ (4,595)    $ (4,595)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services               -       4,050        4,050
   Changes in assets and liabilities:
    Increase in accounts payable           -         -            -
    Increase in Other Assets               -         -            -
                                        --------   ------     -------
                                           -       4,050        4,050
                                        --------   ------     -------

Net Cash Used in Operating Activities      -        (545)        (545)
                                        --------    -----     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                 -         -            -
  Advances from shareholder                -         545          545
                                         --------   -----     -------

  Net Cash Provided By Financing
        Activities                         -         545          545
                                         --------   -----     -------

Increase (Decrease) in Cash                -         -            -

Cash and Cash Equivalents - Beginning of
       period                              -         -            -
                                         --------   -----     -------

Cash and Cash Equivalents - End of
       period                          $   -       $ -      $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $   -      $  -      $    -
                                        ========    ======    =======
  Taxes paid                           $   -      $  -      $    -
                                        ========    ======    =======

The accompanying notes are an integral part of these financial statements

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                  FROM INCEPTION(JUNE 4, 2001) TO MARCH 31, 2002
                                  (UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - June 4,
  2001                       $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  Period               -          -         -        (4,595)       (4,595)
                   --------   ------   --------    --------        ------
Balance - December
       31, 2001   4,050,000 $  4,050   $    -     $  (4,595)      $  (545)

Stock issued for
    services           -          -         -           -              -

Net loss for
    period             -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - March
   31, 2002      4,050,000 $  4,050    $    -     $  (4,595)     $   (545)
                 =========  =======     =======    ========       =======


The accompany notes are an integral part of these financial statements.

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 March 31, 2002
                                  (UNAUDITED)


Note 1 - General:

         Nature of Business

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

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

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 March 31, 2002
                                  (Unaudited)


Note 2 - Summary of Significant Accounting Policies(continued)

         Net earning (loss) per share

     Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

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

Note 3 - Capital Stock Transactions

     The authorized capital common stock is 90,000,000 shares of common stock at $.001 par value. During the fiscal year ended December 31, 2001 the Company issued 4,050,000 shares of common stock for services rendered in the amount of $ 4,050.

Note 4 - Advance from Shareholder

     An officer of the Company advanced cash to the Company for start-up incorporation costs of $545. This advance was unsecured, bears no interest, and is due on demand.

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 March 31, 2002
                                  (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2002, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 6 - Going Concern:

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company has generated no revenues and current liabilities exceed current assets by $ 545.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed business, and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

PART II - OTHER INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

     THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

     For the three months ended March 31, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,595 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

     The Company has no cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr John Caridi or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.


Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                       Statement of Operations

         Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


Tri Clean Enterprises Inc.


BY: /s/ JOHN CARIDI
   ---------------------------
   John Caridi, President


Dated:  March 17, 2003