Form 10QSB
period 2002-06-30
TRI CLEAN ENTERPRISES INC
filed 2003-03-18
CIK 1142805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002, Commission File Number 0-33101


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

                          Interim Financial Statements

                                 June 30, 2002

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                                 JUNE 30, 2002
                                  (UNAUDITED)

                                                    JUNE 30,  DECEMBER 31,
                                                      2002        2001
                                                  (UNAUDITED)   AUDITED

ASSETS
Current Assets
Cash                                             $     -       $   -
                                                  --------      -------

Total Current Assets                                   -           -
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $     -     $     -
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $     -     $     -
Advance from shareholder                               545          545
                                                  --------      -------

TOTAL CURRENT LIABILITIES                              545          545
                                                  --------      -------

Stockholders' Equity
Preferred stock, authorized 10,000,000 shares
 par value $ .001: none outstanding
Common stock, authorized 90,000,000 shares,
 par value $ .001, issued and outstanding
  - 4,050,000(December 31, 2001 - 4,050,000)        4,050        4,050
Deficit accumulated during the development stage   (4,595)      (4,595)
                                                 --------      -------

Total Stockholders' Equity                           (545)        (545)
                                                 --------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $    -      $      -
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED June 30, 2002
                                  (UNAUDITED)



                                    From                From       From
                         Three  (Inception)    Six  (Inception) (Inception)
                         Months Jun 4, 2001  Months Jun 4, 2001 Jun 4, 2001
     Sept 29, 1999 to     Ended      to      Ended     to          to
                         June 30, June 30,  June 30, June 30,   June 30,
                          2002      2001     2002      2001       2002
INCOME                    $   -    $   -   $    -     $    -     $   -
                           ------   ------  ------    -------     ------

OPERATING EXPENSES
Professional Fees             -        -        -          -         -
Amortization Expenses         -        -        -          -         -
Administrative Expenses       -        4,595    -         4,595    4,595
                             ------   ------  -------    ------   ------

Total Operating Expenses      -        4,595    -         4,595    4,595
                             ------   ------  -------   -------   ------

Net Loss from Operations    $ -      $(4,595) $ -       $(4,595) $(4,595)
                             ======   ======= =======   =======   ======

Weighted average number of
 shares outstanding       4,050,000 4,050,000 4,050,000 4,050,000
                          ========= ========= ========= =========

Net Loss Per Share          $ -       $ (.001) $  -       $ (.001)
                            =======   =======   =======    ======


The accompanying notes are an integral part of these financial statements.

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED June 30, 2002
                                  (UNAUDITED)

                                                 FROM          FROM
                                        SIX     JUNE 4,       JUNE 4,
                                       MONTHS     2001         2001
                                        JUNE  (Inception) (Inception)
                                         30,    to Dec 31,   to June
                                        2002     2001        30, 2002
                                    (UNAUDITED) AUDITED    (UNAUDITED)

Cash Flows From Operating Activities:
  Net (Loss)                          $    -    $ (4,595)    $ (4,595)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services               -       4,050        4,050
   Changes in assets and liabilities:
    Increase in accounts payable           -         -            -
    Increase in Other Assets               -         -            -
                                        --------   ------     -------
                                           -       4,050        4,050
                                        --------   ------     -------

Net Cash Used in Operating Activities      -        (545)        (545)
                                        --------    -----     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                 -         -            -
  Advances from shareholder                -         545          545
                                         --------   -----     -------

  Net Cash Provided By Financing
        Activities                         -         545          545
                                         --------   -----     -------

Increase (Decrease) in Cash                -         -            -

Cash and Cash Equivalents - Beginning of
       period                              -         -            -
                                         --------   -----     -------

Cash and Cash Equivalents - End of
       period                          $   -       $ -      $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $   -      $  -      $    -
                                        ========    ======    =======
  Taxes paid                           $   -      $  -      $    -
                                        ========    ======    =======

The accompanying notes are an integral part of these financial statements

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
                  FROM INCEPTION(JUNE 4, 2001) TO JUNE 30, 2002
                                  (UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - June 4,
  2001                       $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  Period               -          -         -        (4,595)       (4,595)
                   --------   ------   --------    --------        ------
Balance - December
       31, 2001   4,050,000 $  4,050   $    -     $  (4,595)      $  (545)

Stock issued for
    services           -          -         -           -              -

Net loss for
    period             -          -         -           -              -
                  ----------  ------    -------     -------        -------
Balance - June
   30, 2002      4,050,000 $  4,050    $    -     $  (4,595)     $   (545)
                 =========  =======     =======    ========       =======


The accompany notes are an integral part of these financial statements.

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 June 30, 2002
                                  (UNAUDITED)


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

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 June 30, 2002
                                  (Unaudited)


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

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 June 30, 2002
                                  (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2002, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the six months ended June 30, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,595 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

     The Company has no cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr John Caridis or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.


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


Dated:  March 17, 2003.