Form 10QSB
period 2002-09-30
TRI CLEAN ENTERPRISES INC
filed 2003-03-18
CIK 1142805

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002, Commission File Number 0-33101


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

                          Interim Financial Statements

                               September 30, 2002
                                   (UNAUDITED)

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                             INTERIM BALANCE SHEET
                               SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                                 SEPTEMBER 30,  DECEMBER 31,
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
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)



                                                      From         From
                                              Nine  (Inception) (Inception)
                                             Months Jun 4, 2001 Jun 4, 2001
                        Three Months Ended   Ended      to          to
                         Sept 30, Sept 30,  Sept 30, Sept 30,   Sept 30,
                          2002      2001     2002      2001       2002
INCOME                    $   -    $   -   $    -     $    -     $   -
                           ------   ------  ------    -------     ------

OPERATING EXPENSES
Professional Fees             -        -        -          -         -
Amortization Expenses         -        -        -          -         -
Administrative Expenses       -        -        -         4,595    4,595
                             ------   ------  -------    ------   ------

Total Operating Expenses      -        -        -         4,595    4,595
                             ------   ------  -------   -------   ------

Net Loss from Operations    $ -      $ -      $ -       $(4,595) $(4,595)
                             ======   ======= =======   =======   ======

Weighted average number of
 shares outstanding       4,050,000 4,050,000 4,050,000 4,050,000
                          ========= ========= ========= =========

Net Loss Per Share          $ -      $ -     $  -       $ (.001)
                            =======   ======= =======    ======


The accompanying notes are an integral part of these financial statements.

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                        INTERIM STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                  (UNAUDITED)

                                                 FROM          FROM
                                        NINE    JUNE 4,       JUNE 4,
                                       MONTHS     2001         2001
                                        SEPT  (Inception) (Inception)
                                         30,    to Dec 31,   to Sept
                                        2002     2001        30, 2002
                                    (UNAUDITED)  AUDITED   (UNAUDITED)

Cash Flows From Operating Activities:
  Net (Loss)                          $    -    $ (4,595)    $ (4,595)
  Adjustments to reconcile net loss
    to net cash used in operating
      activities:
   Stock issued for services               -       4,050        4,050
   Changes in assets and liabilities:
    Increase in accounts payable           -         -            -
    Increase in Other Assets               -         -            -
                                        --------   ------     -------
                                           -       4,050        4,050
                                        --------   ------     -------

Net Cash Used in Operating Activities      -        (545)        (545)
                                        --------    -----     -------

Cash Flow From Financing Activities:
  Issuance of Common Stock                 -         -            -
  Advances from shareholder                -         545          545
                                         --------   -----     -------

  Net Cash Provided By Financing
        Activities                         -         545          545
                                         --------   -----     -------

Increase (Decrease) in Cash                -         -            -

Cash and Cash Equivalents - Beginning of
       period                              -         -            -
                                         --------   -----     -------

Cash and Cash Equivalents - End of
       period                          $   -       $ -      $     -
                                        ========    ======    =======

Supplemental Cash Flow Information:
  Interest paid                        $   -      $  -      $    -
                                        ========    ======    =======
  Taxes paid                           $   -      $  -      $    -
                                        ========    ======    =======

The accompanying notes are an integral part of these financial statements

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
              Interim Statement of Changes in Stockholders' Equity
               FROM INCEPTION(JUNE 4, 2001) TO SEPTEMBER 30, 2002
                                  (UNAUDITED)



                                                  Deficit
                                                Accumulated
                                     Additional  During the
                     Common Stock      Paid-In   Development
                Shares   Amount        Capital     Stage        Totals
Balance - June 4,
  2001                       $    -    $    -     $     -        $     -

Stock issued for
  services        4,050,000    4,050        -           -           4,050

Net loss for
  Period               -          -         -        (4,595)       (4,595)
                   --------   ------   --------    --------        ------
Balance - December
       31, 2001   4,050,000 $  4,050   $    -     $  (4,595)      $  (545)

Net loss for
  period               -          -         -           -              -
                  ---------   ------   --------    --------       -------
Balance - September
   30, 2002      4,050,000 $  4,050    $    -     $  (4,595)     $   (545)
                 ==========  ======    ========    ========       =======


The accompany notes are an integral part of these financial statements.

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 September 30, 2002
                                  (UNAUDITED)


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

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 September 30, 2002
                                  (Unaudited)


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

                           Tri Clean Enterprises Inc.
                         (A Development Stage Company)
                     Notes To Interim Financial Statements
                                 September 30, 2002
                                  (Unaudited)

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
                                                          =======

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2002, the Company had net operating loss carryforwards of approximately $ 4,595 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2017. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Results of Operations

     For the nine months ended September 30, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on raising capital in order to fulfil its business objectives. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,595 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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